Form 10-K
period 2000-12-31
PDC 2000 A LTD
filed 2001-03-29
CIK 1127353

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

  THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000

  Commission File Number  333-41977-09

[]Transition Report Pursuant to Section 13 or 15(d) of the Securities

 Exchange Act of 1934 for the transaction period from         to

PDC 2000-A LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0766117 (I.R.S. Employer Identification No.)

103 East Main Street, Bridgeport, West Virginia 26330

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code (304) 842-3597

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

General and Limited Partnership Interests

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

PART I

ITEM 1. BUSINESS.

General

     PDC 2000-A Limited Partnership ("the Partnership") is a limited partnership formed on May 22, 2000 pursuant to the West Virginia Uniform Limited Partnership Act. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

     Since the commencement of operations on May 22, 2000, the Partnership has been engaged in onshore, domestic gas exploration exclusively in the Rocky Mountain Region and Michigan Basin. A total of 3 limited partners contributed initial capital of $40,000 and a total of 222 additional general partners contributed initial capital of $4,916,718 and PDC (Managing General Partner) contributed $1,078,086 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).

     Under the terms of the Agreement, the allocation of revenues is as follows:

Allocation of Revenues
Additional General and Limited Partners	80%
Managing General Partner	20%

     Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

     The Partnership has no employees, however, PDC has approximately 86 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

     The Partnership participated in the drilling of thirteen gross wells and will continue to operate and produce its thirteen gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

     See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted. These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions. Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed. Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas.

Derivatives and Hedging Activities

     The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

     The Managing General Partner has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to coordinate fixed and variable priced purchases and sales and to "lock in" fixed prices from time to time for the Managing General Partner and its various limited partnerships' share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlaying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limited upside potential.

     Despite the measures taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

     The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations. States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations.

Federal Regulations

     Regulation of Liquid Hydrocarbons. Liquid hydrocarbons (including crude oil and natural gas liquids) were subject to federal price and allocation controls until January 1981 when controls were effectively eliminated by executive order of the President. As a result, to the extent the Partnership sells oil produced from its properties, those sales are at unregulated market prices.

     Although it appears unlikely under present circumstances that controls will be reimposed upon liquid hydrocarbons, it is possible Congress may enact such legislation at a future date.

     Natural Gas Regulation. Sale of natural gas by the Partnership is subject to regulation of production, transportation and pricing by governmental regulatory agencies. Generally, the regulatory agency in the state where a producing well is located regulates production activities and, in addition, the transportation of gas sold intrastate. The Federal Energy Regulatory Commission (FERC) regulates the operation and cost of interstate pipeline operators who transport gas. Currently the price of gas sold by the Partnership is not regulated by any state or federal agency.

     The FERC has adopted major changes in certain of its regulations and continues to make additional changes that will significantly affect future transportation and marketing of natural gas.

     The Partnership is uncertain how the recent or proposed regulations will affect the marketing of its gas because it is unable to predict how all interstate pipelines that receive its gas will respond to such rulemakings.

     Proposed Regulation. Numerous proposals concerning energy are being considered by the United States Congress, various state legislatures and regulatory agencies. The possible outcome and effect of these proposals cannot be accurately predicted.

     Environmental and Safety Regulation. The Partnership believes that it complies, in all material respects, with all legislation and regulations affecting its operations in the drilling and production of oil and gas wells and the discharge of wastes. To date, compliance with such provisions and regulations has not had a material effect upon the Partnership's expenditures for capital equipment, its operations or its competitive position. The cost of such compliance is not anticipated to be material in the future.

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity from May 22, 2000 (date of inception) to March 15, 2001, of the Partnership which was conducted in the Continental United States.
	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Period Ended March 15, 2001	13	-	13	10.4049	-	10.4049

     The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

     The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 2001.
Productive Gas Wells
Well Name	County	State	Gross	Net
Diamond A1-24	Alcona	MI	1	0.54450
Bloskas 9-23	Weld	CO	1	0.89100
SLW Ranch 34-7	Weld	CO	1	0.86625
Benson Farms 23-33D	Weld	CO	1	0.77220
State 5519 12-8	Weld	CO	1	0.86625
State 5519 23-8	Weld	CO	1	0.86625
Benson Farms 23-43D	Weld	CO	1	0.77220
State Lease 6525 22-32	Weld	CO	1	0.86625
Gutterson 23-41	Weld	CO	1	0.79200
J & L Farms 23-11	Weld	CO	1	0.79200
J & L. Farms 23-12	Weld	CO	1	0.79200
National Hog Farms 17-22	Weld	CO	1	0.79200
National Hog Farms 17-21	Weld	CO	1	0.79200
			13	10.40490

     A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

Title to Properties

     The Partnership's interests in producing acreage are in the form of assigned direct interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties and could be subject to liens incident to operating agreements, liens for current taxes and other burdens. The Partnership believes that none of these burdens materially interfere with the use of such properties in the operation of the Partnership's business.

     As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local mineral records). Investigations are generally made, including in most cases receiving a title opinion of legal counsel, before commencement of drilling operations. A thorough examination of title has been made with respect to all of the Partnership's producing properties and the Partnership believes that it has generally satisfactory title to such properties.

ITEM 3. LEGAL PROCEEDINGS.

     The Managing General partner as driller/operator is not party to any legal action what would materially affect the Managing General Partner's or Partnership's operations or financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

     At December 31, 2000, PDC 2000-A Limited Partnership had one Managing General Partner and a total of 3 Limited Partners who fully paid for 2.0 units at $20,000 per unit of limited partnership interest, a total of 222 Additional General Partners who fully paid for 245.8359 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
Period from May 22, 2000 (date of inception) to December 31, 2000
Oil and Gas Sales	$1,019,155
Costs and Expenses	653,863
Net Income	396,537
Allocation of Net income:
Managing General Partner	104,091
Limited and Additional General Partners	292,446
Per Limited and Additional General Partner Unit	1,180
Total Assets	5,471,931
Distributions:
Managing General Partner	89,764
Limited and Additional General Partners	359,054

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Partnership was funded with initial Limited and Additional General Partner contributions of $4,956,718 and the Managing General Partner contributed $1,078,086 in accordance with the Agreement. Syndication cost and management fee of $644,373 were incurred leaving available capital of $5,390,431 for Partnership activities.

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2000. Thirteen wells have been drilled, all of which have been completed as producers. No additional wells will be drilled.

     The Partnership had net working capital at December 31, 2000 of $445,628.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2000 Results

     Oil and gas sales production commenced during the third quarter of 2000 with revenue distributions to the partners commencing in November, 2000. Included in the net income of $396,536 was depreciation, depletion and amortization of $373,991 which is a non-cash expense therefore the partnership was able to distribute cash to the partners which amounted to $448,818 during 2000.

     The Partnership's revenues from natural gas sales will be affected by changes in prices. Natural gas prices are subject to general market conditions which drive the pricing changes.

     The principal effects of inflation upon the Partnership relate to the costs required to drill, complete and operate oil and gas wells. The Partnership expects these costs to remain somewhat stable over the next year.

New Accounting Standards

     Statement of Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership is required to adopt the provisions of SFAS 133/138 effective January 1, 2001. On adoption, the provisions of SFAS No. 133/138 must be applied prospectively. The natural gas futures and options discussed in the Summary of Significant Accounting Policies under Derivatives and Financial Instruments are derivatives pursuant to SFAS 133/138. The Partnership's derivatives will be treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $(235,210) on December 31, 2000. On January 1, 2001, the Partnership will record this estimated fair value as a liability with a corresponding adjustment to accumulated other comprehensive income (AOCI).

Item 7.a.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner of the Partnership utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of December 31, 2000, the Partnership had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 54,689 dt of natural gas with a weighted average price of $3.82 dt resulting in a total contract amount of $163,001, and a fair market value of $(210,946). Open option contracts maturing in 2001 are for the sale of 72,919 dt with a weighted average floor price of $3.68 dt and a fair value of $(24,264).

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2000, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURE.

         NONE.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2000 has been filed with the Securities and Exchange Commission.

ITEM 11. MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

      NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the period from May 22, 2000 (date of inception) to December 31, 2000.

Footage drilling contracts, services, chemicals, supplies, and equipment	$5,282,242
Lease acquisitions at cost	108,189
Lifting costs	146,060
Syndication cost and management fee	644,373
Tax return preparation	2,080
Direct administrative cost	1,529

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  (1) Financial Statements

               See Index to Financial Statements on F-2

               (2) Financial Statement Schedules

               See Index to Financial Statements on page F-2. All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

CONFORMED COPY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PDC 2000-A Limited Partnership By its Managing General Partner Petroleum Development Corporation

By /s/ James N. Ryan James N. Ryan, Chairman

March 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 26, 2001

/s/ Steven R. Williams Steven R. Williams	President and Director	March 26, 2001

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March 26, 2001

/s/ Roger J. Morgan Roger J. Morgan	Secretary and Director	March 26, 2001

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Period from May 22, 2000 (Date of Inception)

to December 31, 2000

(With Independent Auditors' Report Thereon)

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Index to Financial Statements

All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report

To the Partners

PDC 2000-A Limited Partnership:

We have audited the financial statements of PDC 2000-A Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2000-A Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the period from May 22, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Pittsburgh, Pennsylvania

March 26, 2001

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheet

December 31, 2000

Assets

Current assets:
Cash	$ 31,214
Accounts receivable - oil and gas revenues	424,277
Total current assets	455,491

Oil and gas properties, successful efforts method (Notes 3 and 5):
Oil and gas properties	5,390,431
Less accumulated depreciation, depletion and amortization	373,991
5,016,440
$5,471,931

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 9,863
Total current liabilities	9,863

Partners' equity	5,462,068
$5,471,931

See accompanying notes to financial statements.

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Period from May 22, 2000 (Date of Inception) to December 31, 2000

Revenues:
Sales of oil and gas	$1,019,155
Interest income	31,244
1,050,399

Expenses (note 3):
Management fee	123,918
Lifting costs	146,060
Independent engineering fee	3,000
Independent audit fee	3,284
Tax return preparation	2,080
Direct administrative cost	1,529
Depreciation, depletion and amortization	373,991
653,862

Net income	$ 396,537

Net income per limited and additional general partner unit	$ 1,180

See accompanying notes to financial statements.

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Period from May 22, 2000 (Date of Inception) to December 31, 2000

	Limited and
	additional	Managing
	general partners	general partner	Total

Partners' initial capital contributions	$4,956,718	$1,078,086	$6,034,804
Syndication costs	(520,455)	-	(520,455)
Distributions	(359,054)	(89,764)	(448,818)
Net income	292,446	104,091	396,537
Balance, December 31, 2000	$4,369,655	$1,092,413	$5,462,068

See accompanying notes to financial statements.

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Period from May 22, 2000 (Date of Inception) to December 31, 2000

Cash flows from operating activities:
Net income	$ 396,537
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	373,991
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(424,277)
Increase in accrued expenses	9,863
Net cash provided from operating activities	356,114

Cash flows from investing activities:
Expenditures for oil and gas properties	(5,390,431)
Net cash used by investing activities	(5,390,431)

Cash flows from financing activities:
Limited and additional general partner contributions	4,956,718
Managing General Partner contribution	1,078,086
Syndication cost paid	(520,455)
Distributions to partners	(448,818)
Net cash provided from financing activities	5,065,531

Net increase in cash	31,214
Cash at beginning of period	-
Cash at end of period	$ 31,214

See accompanying notes to financial statements.

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2000

(1)  Summary of Significant Accounting Policies

     Partnership Financial Statement Presentation Basis

     The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 2000-A Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

     Oil and Gas Properties

     The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

     Based on the Managing General Partner's experience, management believes site restoration, dismantlement and abandonment costs, net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

     Income Taxes

     Since the taxable income or loss of the Partnership is reported in the separate tax returns of the partners, no provision has been made for income taxes on the Partnership's books.

     Under federal income tax laws, regulations and administrative rulings, certain types of transactions may be accorded varying interpretations. Accordingly, the Partnership's tax return and, consequently, individual tax returns of the partners may be changed to conform to the tax treatment resulting from a review by the Internal Revenue Service.

(Continued)

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     Derivatives Financial Instruments

     The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

     As of December 31, 2000 the Partnership had futures contracts for the sale of 54,689 dt of natural gas and option contracts for the sale of 72,919 dt of natural gas. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received (paid) upon termination of the contracts, based on market quotes, was a fair value of $(235,209). Gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts are deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. In order for futures contracts to qualify as a hedge, there must be sufficient correlation to the underlying hedged transaction. The change in the fair value of derivative instruments which do not qualify for hedging are recognized into income currently.

     Use of Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.

     New Accounting Standards

     Statement of Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership is required to adopt the provisions of SFAS 133/138 effective January 1, 2001. On adoption, the provisions of SFAS No. 133/138 must be applied prospectively. The natural gas futures and options discussed in the Summary of Significant Accounting Policies under Derivatives and Financial Instruments are derivatives pursuant to SFAS 133/138. The Partnership's derivatives will be treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $(235,210) on December 31, 2000. On January 1, 2001, the Partnership will record this estimated fair value as a liability with a corresponding adjustment to accumulated other comprehensive income (AOCI).

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(2)  Organization

     The Partnership was organized as a limited partnership on May 22, 2000, in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in the Rocky Mountain Region and Michigan Basin.

     Purchasers of partnership units subscribed to and fully paid for 2.0 units of limited partner interest and 245.8354 units of additional general partner interests at $20,000 per unit (Investor Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

    Upon completion of the drilling phase of the Partnership's wells, all additional general partners units are converted into units of limited partner interests and thereafter become limited partners of the Partnership. Limited partners do not have any rights to convert their units into units of additional general partner interests in the Partnership.

     In accordance with the terms of the Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)  Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include charges for the following:

Period from May 22, 2000 (date of inception) to December 31, 2000

Drilling and completion costs	$5,282,242
Lease acquisitions, at cost	108,189
Offering and organization costs
(includes reimbursements of syndication
cost and management fee)	644,373
Lifting costs	146,060
Tax return preparation	2,080
Direct administrative cost	1,529

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(4)     Allocation

     The table below summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.
Partnership Costs	Investor Partners(2)(3)	Managing General Partner (2)(3)
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee	100%	0%
Lease Costs	0%	100%
Tangible Well Costs	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs	80%	20%
Direct Costs	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases .	80%	20%
Interest Income	80%	20%

____________________

(1)  Organization and Offering Costs, net of the Dealer Manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10-1/2% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

(2)  To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.

(3)  As set forth in the following paragraph, the allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs.

       The Managing General Partner will pay for the Partnership's share of all Leases and tangible well equipment. The entire Capital Contribution of the Investor Partners, after payment of brokerage commissions, due diligence reimbursement, and the Management Fee, will be utilized to pay for intangible drilling costs. In the event that the Intangible Drilling Costs exceed the funds of the Investor Partners available for payment of Intangible Drilling Costs (herein "excess IDC"), a portion of the Capital Contribution of the Managing General Partner may be used to pay such excess IDC. If the cost of Leases and tangible well equipment were to exceed the Managing General Partner's Capital Contribution of 21-3/4 percent of the aggregate Capital Contribution of the Investor

PDC 2000-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

Partners, then the Managing General Partner will increase its Capital Contribution to fund such additional capital requirements and the Managing General Partner's allocation of profits, losses, and cash distributions will be increased to equal the percentage arrived at by dividing the Capital Contribution made by the Managing General Partner by the Capital Available for Investment; the allocation of the Investor Partners will be decreased accordingly.

(5)  Costs Relating to Oil and Gas Activities

     The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities at December 31, 2000, are as follows:

Lease acquisitions at cost	$ 108,189
Intangible development costs	4,312,345
Well equipment	969,897
$5,390,431

     The following costs were incurred for the Partnership's oil and gas activities:

Period from May 22, 2000 (date of inception)to December 31, 2000
Costs incurred:
Property acquisition costs	$ 108,189
Development costs	5,282,242
$5,390,431

(6)     Income Taxes

     As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2000, the income tax basis of the Partnership's oil and gas properties was $1,008,768.

(7)     Supplemental Reserve Information (Unaudited)

     Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices, adjusted for hedging contracts. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Natural gas	Oil
	(mcf)	(bbl)
Proved developed reserves as of May 22, 2000(date of inception)	-	-
Extensions, discoveries and other additions	2,001,992	341,609
Production	(84,322)	(25,186)

Proved developed reserves as of
December 31, 2000	1,917,670	316,423